Form 10-Q
period 2026-06-30
Bravalo Corp
filed 2026-08-04
CIK 2112460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-294972

BRAVALO CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	61-2302789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 Coffeen Avenue STE 1200, Sheridan, Wyoming	82801
(Address of principal executive offices)	(Zip Code)

+141-76618083

office@bravalo.net

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2026, there were 1,868,000 shares outstanding of the registrant’s common stock.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying interim financial statements of Bravalo Corporation (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Bravalo Corporation

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Asset:
Cash and Cash Equivalents	$333	$235
Total Current Asset	333	235

Intangible Assets, Net	42,535	21,941
Total Assets	$42,868	$22,176

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	$-	$27,425
Loan Payable – Related Party	76,614	229
Total Current Liabilities	76,614	27,654
Total Liabilities	76,614	27,654

SHAREHOLDER’S DEFICIT
Common Stock, $0.001 par value, 75,000,000 shares authorized; 1,800,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,800	1,800
Additional Paid-in Capital	7,200	7,200
Accumulated Deficit	(42,746)	(14,478)
Total Shareholder’s Deficit	(33,746)	(5,478)
Total Liabilities and Shareholder’s Deficit	$42,868	$22,176

The accompanying notes are an integral part of these unaudited financial statements.

Bravalo Corporation

STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2026 and 2025 (unaudited)

	Three months Ended June 30, 2026	Three months Ended June 30, 2025	Six months Ended June 30, 2026	Six months Ended June 30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Amortization	3,443	-	5,281	-
General and Administrative	7,702	-	22,987	-
Total Operating Expenses	11,145	-	28,268	-

Loss Before Income Taxes	(11,145)	-	(28,268)	-

Income Tax Expense	-	-	-	-

Net Loss	(11,145)	-	(28,268)	-

Comprehensive Loss	$(11,145)	$-	$(28,268)	$-

Weighted Average Number of Shares Outstanding – Basic and Diluted	1,800,000	-	1,800,000	-
Loss Per Share – Basic and Diluted	$(0.01)	$-	$(0.02)	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bravalo Corporation

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the three and six months ended June 30, 2026 and 2025 (unaudited)

	Commons Stock		Additional Paid-In	Accumulated	Shareholder’s
Balance as of:	Shares	Amount	Capital	Deficit	Deficit

March 31, 2025	-	$-	$-	$-	$-
Net Loss	-	-	-	-	-
June 30, 2025	-	$-	$-	$-	$-

March 31, 2026	1,800,000	$1,800	$7,200	$(31,601)	$(22,601)
Net Loss	-	-	-	(11,145)	(11,145)
June 30, 2026	1,800,000	$1,800	$7,200	$(42,746)	$(33,746)

December 31, 2024	-	$-	$-	$-	$-
Net Loss	-	-	-	-	-
June 30, 2025	-	$-	$-	$-	$-

December 31, 2025	1,800,000	$1,800	$7,200	$(14,478)	$(5,478)
Net Loss	-	-	-	(28,268)	(28,268)
June 30, 2026	1,800,000	$1,800	$7,200	$(42,746)	$(33,746)

The accompanying notes are an integral part of these unaudited financial statements.

Bravalo Corporation

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2026 and 2025 (unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(28,268)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	5,281	-
Changes in operating assets and liabilities:
Accounts Payable	(27,425)	-
Net cash used in operating activities	(50,412)	-

Cash Flows from Investing Activities:
Capitalization of Software Development Costs	(25,875)	-
Net cash used in investing activities	(25,875)	-

Cash Flows from Financing Activities:
Proceeds from Loan Payable – Related Party, Net	76,385	-
Net cash provided by financing activities	76,385	-

Net Increase (Decrease) in Cash for the Period	98	-
Cash, Beginning of the Period	235	-
Cash, End of the Period	$333	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bravalo Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2026

NOTE 1 — Organization and Business Operations

Bravalo Corporation (“Bravalo”) was incorporated in Wyoming on October 27, 2025. The Company was formed to develop and provide artificial intelligence–powered software tools designed to assist users in generating headlines and other content elements for digital communication and marketing purposes.

The Company has selected December 31 as its fiscal year end.

NOTE 2 — Going Concern

As of June 30, 2026, the Company had $333 in cash and a working capital deficit of $76,281. As of December 31, 2025, the Company had $235 in cash and a working capital deficit of $27,419. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management plans to address this need for capital through the Proposed Public Offering. However, the Company cannot assure that its plans to raise capital will be successful. Therefore, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Such substantial doubt has not been alleviated by management’s plans. The financial statements do not include any adjustments that might result from its inability to consummate the Proposed Public Offering or its inability to continue as a going concern.

NOTE 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from October 27, 2025 (Inception) through December 31, 2025, and the related notes. The statements of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Segment Information

The Company operates as a single operating segment. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated revenue information. Accordingly, the Company has determined that it has a single reportable segment and operating segment.

Intangible Assets

The Company follows the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other”. Definite-lived intangible assets can represent developed technology, website development costs, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets can relate to domain names owned by the Company. The Company recognizes amortization in the month the asset is placed in service and costs incurred to renew or extend the life of an intangible asset are expensed as incurred.

The Company assesses intangible assets for impairment in accordance with the provisions of ASC Subtopic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value.

Capital Stock

The Company’s capital stock consists of authorized common shares, with issued shares recorded at par value and any excess received over par value recognized as additional paid-in capital in accordance with applicable accounting standards. Common shares are classified as shareholders’ equity.

Related Parties

The Company adopted ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Earnings per Share

The Company computes basic earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”, by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Uncertain Tax Positions

The Company has adopted FASB standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company has not yet undergone an examination by any taxing authorities and has not identified any uncertain tax positions requiring recognition in its financial statements.

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss.

The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on October 27, 2025, the date of its incorporation.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

Management has determined that the Company operates and reports in a single operating segment, which currently focuses on the development of AI-powered software tools. Since the Company is in the early stage of development, it did not generate any revenue from its inception until June 30, 2026.

The Company’s Chief Operating Decision Maker is the Company’s Chief Executive Officer. The CODM evaluates the performance of the Company's single operating segment and makes decisions regarding the allocation of resources based on net loss before income taxes, which is the sole measure of segment profit (loss) used by the CODM. The measure of segment assets is total assets, which is reported in the accompanying balance sheets.

The CODM regularly reviews the following significant expense categories that are provided to the CODM and used in assessing operating performance:

  Software development expenses, which represent costs directly attributable to the development of AI-powered software tools;
  Amortization expense related to capitalized assets used in operations;
  Server lease expense which attributable to host the company’s commercial, artificial intelligence-based service (HeadLab) and maintain live product operations for active users.

All other operating expenses that are not individually significant and not regularly reviewed by the CODM are aggregated into “Other Segment Items”. These amounts primarily consist of professional fees and other general and administrative expenses.

	Six	Six
	months ended	months ended
	June 30, 2026	June 30, 2025
	AI-Powered Software Tools Segment	AI-Powered Software Tools Segment
Revenue	$-	$-

Expenses:
Software Development Expenses	4,750	-
Amortization	5,282	-
Server Lease	8,000	-
Other Segment Items	10,236	-
Total Segment Expenses:	28,268	-

Net Loss Before Income Taxes	$(28,268)	$-

The CODM reviews actual results against budget and prior period amounts for these expense categories on a monthly basis to support resource allocation decisions. The Company has disclosed all significant expense categories that are regularly provided to and reviewed by the CODM. No other significant segment expense categories require separate disclosure.

The CODM reviews the position of total assets as reported in the Company’s balance sheets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. Additionally, the CODM regularly reviews the intangible assets which consist of the capitalized software development costs incurred to assess whether they remain recoverable and continue to provide expected future economic benefits.

NOTE 5 — Intangible Assets

In December 2025 the Company capitalized website development costs of $22,060, which is being amortized over a three-year life. As of December 31, 2025, the accumulated amortization for the software was $119. As of June 30, 2026, the accumulated amortization for the software was $3,795.

In April 2026 the Company capitalized API development costs of $25,875, which is being amortized over a three-year life. As of June 30, 2026, the accumulated amortization for the software was $1,605.

The Company had the following intangible assets as of June 30, 2026, and December 31, 2025:

	As of	As of
	June 30,	December 31,
	2026	2025
	(unaudited)
API Development Costs	$25,875	$-
Website Development Costs	22,060	22,060
Accumulated Amortization	(5,400)	(119)
Intangible Assets, Net	$42,535	$21,941

During the three months ended June 30, 2026, the Company recorded amortization expense of $3,443. During the six months ended June 30, 2026, the Company recorded amortization expense of $5,281.

The Company expects to recognize amortization expense of $7,990 for the remainder of the fiscal year ending December 31, 2026, amortization expense of $15,979 for the fiscal year ending December 31, 2027, amortization expense of $15,858 for the fiscal year ending December 31, 2028, and amortization expense of $2,708 for the fiscal year ending December 31, 2029.

NOTE 6 — Related Party Transactions

Founder Shares

On December 10, 2025, the Company issued 1,800,000 shares of common stock to Alexander Valencia Pena, the Company’s President, at a purchase price of $0.005 per share, for aggregate proceeds of $9,000.

Related Party Loans

In order to finance transaction costs associated with the Company's operations, on October 27, 2025, the President and Director, Alexander Valencia Pena, entered into an interest-free loan agreement with the company, committed to providing financing for a 5-year term of up to $200,000.

As of June 30, 2026, the Company’s President, Alexander Valencia Pena, has loaned to the Company $76,614, of which $76,385 was advanced to the Company for the Company's operating expenses for the six months ended June 30, 2026. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 — Commitments and Contingencies

Contractual Commitments

The Company has entered into no contractual commitments as of June 30, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from October 27, 2025 (inception) to June 30, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 — Shareholder’s Equity

Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On December 10, 2025, we issued 1,800,000 shares of common stock to Alexander Valencia Pena, our President, Secretary, Treasurer and a Director, at a price of $0.005 per share, for an aggregate value of $9,000.

There were 1,800,000 shares of common stock issued and outstanding as of June 30, 2026.

Preferred Stock

No preferred stocks were issued or outstanding as of June 30, 2026.

Warrants

No warrants were issued or outstanding as of June 30, 2026.

Stock Options

No stock options were issued or outstanding as of June 30, 2026.

Accumulated Deficit

As of June 30, 2026, accumulated deficit was $42,746, compared to $14,478 as of December 31, 2025. The change in accumulated deficit during the six months ended June 30, 2026, primarily resulted from the Company’s net loss for the period. There were no material changes to the Company’s capital structure during the period.

NOTE 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 4, 2026, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as described below.

After June 30, 2026, the Company issued 68,000 common shares to its shareholders for total proceeds of $1,700, representing approximately $0.025 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

General

Bravalo Corporation (the “Company”) was incorporated in Wyoming on October 27, 2025. The Company develops AI-powered software tools, specifically offering its HeadLab service—a headline generation tool built on Natural Language Processing (NLP) technologies. Core development of the HeadLab service was completed on April 24, 2026, and a functional version is currently operational and available to users on the Company’s website at https://bravalo.net.

The HeadLab service enables users to generate headline variations for landing pages, articles, blog posts, push notifications, and book titles. The service was developed by an independent contractor under an agreement where all intellectual property rights were assigned to the Company. Development was funded through related-party financing.

Industry Overview and Market Opportunity

The Company operates within the generative AI and digital content creation market. Organizations and professionals increasingly utilize AI tools to automate digital media creation, marketing copy, and publishing workflows. HeadLab is designed to accelerate headline generation, improving content engagement and messaging clarity.

Target Market and Intended Users

Bravalo Corporation serves a broad range of users engaged in content creation, marketing, publishing, and digital communication activities. The Company’s anticipated target users include, but are not limited to:

-	Marketing professionals seeking to accelerate advertising and campaign development processes
-	Small and medium-sized businesses and business owners creating website headlines, promotional offers, and digital messaging
-	Copywriters and content managers seeking headline ideas and creative inspiration
-	Bloggers and authors developing titles for articles, blogs, and books
-	Publishing teams and media organizations preparing editorial and news headlines
-	SaaS companies and startup teams creating landing pages, pitch materials, and product messaging

The Company has not yet entered into customer contracts, conducted large-scale beta testing, or validated commercial demand for the HeadLab service.

Business Model and Monetization

The Company’s planned revenue streams include:

·	Monthly Subscription Plans: The Company offers subscription-based access to its headline generation engine, with varying levels of functionality depending on usage volume and frequency.

·	Enterprise Solutions: For large-scale corporate clients and organizations with high-volume usage requirements or enhanced security needs, we offer customized enterprise agreements. These arrangements are governed by separately negotiated commercial contracts and may include dedicated support, customized API usage limits, enhanced service levels, and tailored integration

·	API Licensing: The Company provides API access to developers and business clients seeking to integrate the Company's NLP capabilities into their own software products, marketing platforms, or content management systems. API usage is priced based on call volume, data usage, or other metered consumption metrics, as specified in applicable commercial agreements.

Competition

The market for AI writing assistants and marketing tools is highly competitive and dominated by entities with significantly greater financial resources. We compete based on ease of use, speed, and specialized headline optimization. The Company’s limited operating history and financial resources may place it at a competitive disadvantage.

Regulatory and Legal Considerations

The Company is subject to general business regulations applicable to internet-based technology providers. At present, management is not aware of any industry-specific licenses required to develop or offer the planned HeadLab service.

Future regulatory developments relating to artificial intelligence, data privacy, or digital services may impose additional compliance requirements or operational cost.

Employees and Operations

The Company has no full-time employees other than its officer and director. Development, design, and operational activities may be supported by independent contractors or third-party service providers as needed. Our board of directors consists of Alexander Valencia Pena, who also serves as our President, Treasurer, Secretary, Principal Executive, Financial and Accounting Officer.

Offices

Our primary mailing address at 1309 Coffeen Avenue STE 1200 Sheridan, Wyoming 82801, which provides mail forwarding services. The Company’s business operations are conducted virtually, with management overseeing operations from Spain. Our telephone number is +14176618083.

RESULTS OF OPERATIONS

Three months ended June 30, 2026 (unaudited):

Revenue

During the three months ended June 30, 2026, the Company generated no revenue.

Operating Expenses

Our operating expenses were $11,145 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Operating expenses primarily consisted of professional fees, server lease and amortization expense. The increase in operating expenses was attributable to the absence of business operations during the comparable period in 2025, as the Company was incorporated in October 2025.

Net Loss

The net loss was $11,145 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Six months ended June 30, 2026 (unaudited):

Revenue

During the six months ended June 30, 2026, the Company generated no revenue.

Operating Expenses

Our operating expenses were $28,268 and $0 for the six months ended June 30, 2026 and 2025, respectively. Operating expenses primarily consisted of professional fees, software development expenses, server lease and amortization expense. The increase in operating expenses was attributable to the absence of business operations during the comparable period in 2025, as the Company was incorporated in October 2025.

Net Loss

The net loss was $28,268 and $0 for the six months ended June 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, the Company had cash of $333 and total liabilities of $76,614. The Company’s liabilities consisted of amounts due to the Company’s President of $76,614.

As of December 31, 2025, the Company had $235 in cash. Simultaneously, its short-term obligations significantly exceeded its current assets, resulting in a negative working capital of $27,419.

Net cash used in operating activities

Net cash used in operating activities was $50,412 for the six months ended June 30, 2026. This was primarily attributable to a net loss of $28,268, adjusted for non-cash amortization expense of $5,281, and a decrease in accounts payable of $27,425. There was no net cash provided by (used in) operating activities for the six months ended June 30, 2025.

Net cash used in investing activities

Net cash used in investing activities was $25,875 for the six months ended June 30, 2026, which primarily consisted of capitalization of software development costs. There was no net cash provided by (used in) investing activities for the six months ended June 30, 2026 and 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $76,385 for the six months ended June 30, 2026, which primarily consisted of net proceeds from related party loans. There was no net cash provided by (used in) financing activities for the six months ended June 30, 2025.

As of December 31, 2025, our independent auditor issued a going concern opinion, indicating substantial doubt about our ability to continue as a going concern for the next twelve months without additional capital. We do not expect to generate significant revenues until we secure financing through equity offerings and execute our operating plan. Currently, our sole source of liquidity consists of external investments, including funds provided by our CEO through a related-party loan. Accordingly, we must raise additional capital to implement our strategy and continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in more detail in Note 3 “Significant Accounting Policies” to our financial statements included elsewhere in this Form 10-Q. We believe the following represent our most critical accounting policies and estimates:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. Management bases its estimates on historical experience, current conditions, and various other assumptions believed to be reasonable under the circumstances. Because these estimates are inherently uncertain, actual results could differ materially from those estimates. Estimates that are most significant to the Company include those related to fair value measurements and impairment of intangible assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAVALO CORPORATION

Date: August 4, 2026	By:	/s/	Alexander Valencia Pena
		Name:	Alexander Valencia Pena
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)