Form 10-Q
period 2026-09-30
Bravalo Corp
filed 2026-11-10
CIK 2112460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-294972

BRAVALO CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	61-2302789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pl. de l'Ajuntament, 7, Ciutat Vella, Valencia, Spain	46002
(Address of principal executive offices)	(Zip Code)

+1417-6618083

office@bravalo.net

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of November 10, 2026, there were 2,910,840 shares outstanding of the registrant’s common stock.

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

Bravalo Corporation

BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Asset:
Cash and Cash Equivalents	$13,109	$235
Project in Progress	16,100	-
Total Current Asset	29,209	235

Intangible Assets, Net	48,456	21,941
Total Assets	$77,665	$22,176

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$-	$27,425
Loan Payable – Related Party	91,014	229
Total Current Liabilities	91,014	27,654
Total Liabilities	91,014	27,654

SHAREHOLDERS’ DEFICIT
Common Stock, $0.001 par value, 75,000,000 shares authorized; 2,162,000 and 1,800,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	2,162	1,800
Additional Paid-in Capital	15,888	7,200
Accumulated Deficit	(31,399)	(14,478)
Total Shareholders’ Deficit	(13,349)	(5,478)
Total Liabilities and Shareholders’ Deficit	$77,665	$22,176

The accompanying notes are an integral part of these unaudited financial statements.

Bravalo Corporation

STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2026 and 2025 (unaudited)

	Thee months ended September 30, 2026	Thee months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$41,200	$-	$41,200	$-

OPERATING EXPENSES:
Amortization	4,278	-	9,560	-
General and Administrative	25,575	-	48,561	-
Total Operating Expenses	29,853	-	58,121	-

Profit/(Loss) Before Income Taxes	11,347	-	(16,921)	-

Income Tax Expense	-	-	-	-

Net Profit/(Loss)	11,347	-	(16,921)	-

Comprehensive Profit/(Loss)	$11,347	$-	$(16,921)	$-

Weighted Average Number of Shares Outstanding – Basic and Diluted	1,927,361	-	1,842,920	-
Profit/(Loss) Per Share – Basic and Diluted	$0.01	$-	$(0.01)	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bravalo Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2026 and 2025 (unaudited)

	Common Stock		Additional Paid-In	Accumulated	Shareholders’
Balance as of:	Shares	Amount	Capital	Deficit	Deficit

June 30, 2025	-	$-	$-	$-	$-
Net Loss	-	-	-	-	-
September 30, 2025	-	$-	$-	$-	$-

June 30, 2026	1,800,000	$1,800	$7,200	$(42,746)	$(33,746)
Common Stock Issued for Cash	362,000	362	8,688	-	9,050
Net Income	-	-	-	11,347	11,347
September 30, 2026	2,162,000	$2,162	$15,888	$(31,399)	$(13,349)

December 31, 2024	-	$-	$-	$-	$-
Net Loss	-	-	-	-	-
September 30, 2025	-	$-	$-	$-	$-

December 31, 2025	1,800,000	$1,800	$7,200	$(14,478)	$(5,478)
Common Stock Issued for Cash	362,000	362	8,688	-	9,050
Net Loss	-	-	-	(16,921)	(16,921)
September 30, 2026	2,162,000	$2,162	$15,888	$(31,399)	$(13,349)

The accompanying notes are an integral part of these unaudited financial statements.

Bravalo Corporation

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2026 and 2025 (unaudited)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(16,921)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	9,560	-
Changes in operating assets and liabilities:
Project in Progress	(16,100)	-
Accounts Payable	(27,425)	-
Net cash used in operating activities	(50,886)	-

Cash Flows from Investing Activities:
Capitalization of Software and Website Development Costs	(36,075)	-
Net cash used in investing activities	(36,075)	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	9,050	-
Proceeds from Loan Payable – Related Party, Net	90,785	-
Net cash provided by financing activities	99,835	-

Net Increase (Decrease) in Cash for the Period	12,874	-
Cash, Beginning of the Period	235	-
Cash, End of the Period	$13,109	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Bravalo Corporation

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2026

NOTE 1 — Organization and Business Operations

Bravalo Corporation (“Bravalo”) was incorporated in Wyoming on October 27, 2025. The Company develops and provides HeadLab, an artificial intelligence-powered software service accessible through an application programming interface (API). HeadLab is designed to assist users in generating, adapting, modifying, and optimizing text content, including headlines and other written content for digital communication and marketing purposes. The Company completed the initial development of HeadLab on April 24, 2026, and began generating revenue from subscription-based API access in July 2026.

The Company has selected December 31 as its fiscal year end.

NOTE 2 — Going Concern

As of September 30, 2026, the Company had $13,109 in cash and a working capital deficit of $61,805. As of December 31, 2025, the Company had $235 in cash and a working capital deficit of $27,419. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management plans to address this need for capital through the Proposed Public Offering. However, the Company cannot assure that its plans to raise capital will be successful. Therefore, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Such substantial doubt has not been alleviated by management’s plans. The financial statements do not include any adjustments that might result from its inability to consummate the Proposed Public Offering or its inability to continue as a going concern.

NOTE 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from October 27, 2025 (Inception) through December 31, 2025, and the related notes. The statements of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.

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

Revenue Recognition

The Company generates revenue primarily from the sale of subscriptions that provide customers with access to its application programming interface (“API”) platform. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition by identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, the performance obligations are satisfied.

API Subscription Revenue

The Company generates revenue from providing customers with continuous access to its HeadLab application programming interface (“API”), which enables users to generate and process text content, including headlines and other written content for digital communication and marketing purposes. Customers contact the Company through its website to discuss their service requirements and applicable pricing. The agreed service terms, fees, subscription period, and permitted API call volume are specified in the applicable invoice. Customers are required to pay invoices in advance, and the Company provides API access through a unique API key after receipt of full payment.

Subscription revenue is recognized over time because customers simultaneously receive and consume the benefits of the services as the Company performs. Revenue from fixed subscription fees is recognized on a straight-line basis over the subscription term, beginning when access to the API platform is made available to the customer, because the Company provides a consistent level of service throughout that period.

Subscription terms generally range from one month to one year. Subscription fees are generally fixed for the contractual term. The Company invoices customers in advance, with payment due upon invoicing.

Deferred Revenue

Deferred revenue represents amounts billed and due or collected from customers before the related subscription services are provided. These amounts are recognized as revenue over the applicable subscription term as the Company satisfies its performance obligation. Deferred revenue expected to be recognized within the next 12 months is classified as a current liability, and the remaining balance, if any, is classified as a noncurrent liability.

Deferred revenue was $0 as of September 30, 2026, and December 31, 2025, respectively.

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

Earnings per Share

The Company computes basic earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”, by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Management has determined that the Company operates and reports in a single operating segment, which currently focuses on the development of AI-powered software tools. The Company has commenced commercial operations and generates revenue from its AI-powered software services.

The Company’s Chief Operating Decision Maker is the Company’s Chief Executive Officer. The CODM evaluates the performance of the Company's single operating segment and makes decisions regarding the allocation of resources based on net loss before income taxes, which is the sole measure of segment profit (loss) used by the CODM. In assessing segment performance and making resource allocation decisions, the CODM regularly reviews revenue and significant expense categories included in net loss before income taxes. The measure of segment assets is total assets, which is reported in the accompanying balance sheets.

The CODM regularly reviews the following significant expense categories that are provided to the CODM and used in assessing operating performance:

  Software and website development expenses, which represent costs directly attributable to the development of AI-powered software tools;
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

	Nine	Nine
	months ended	months ended
	September 30, 2026	September 30, 2025
	AI-Powered Software Tools Segment	AI-Powered Software Tools Segment
Revenue	$41,200	$-

Expenses:
Software Development Expenses	4,750	-
Website Development Expenses	17,800	-
Amortization	9,560	-
Server Lease	14,000	-
Other Segment Items	12,011	-
Total Segment Expenses:	58,121	-

Net Loss Before Income Taxes	$(16,921)	$-

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

NOTE 5 — Intangible Assets

In December 2025 the Company capitalized website development costs of $22,060, which is being amortized over a three-year life. In August 2026 the Company capitalized website upgrade development costs of $10,200, which is being amortized over a three-year life. As of December 31, 2025, the accumulated amortization for the software was $119. As of September 30, 2026, the accumulated amortization for the software was $5,918.

In April 2026 the Company capitalized API development costs of $25,875, which is being amortized over a three-year life. As of September 30, 2026, the accumulated amortization for the software was $3,761.

The Company had the following intangible assets as of September 30, 2026, and December 31, 2025:

	As of	As of
	September 30,	December 31,
	2026	2025
	(unaudited)
API Development Costs	$25,875	$-
Website Development Costs	32,260	22,060
Accumulated Amortization	(9,679)	(119)
Intangible Assets, Net	$48,456	$21,941

During the three months ended September 30, 2026, the Company recorded amortization expense of $4,278. During the nine months ended September 30, 2026, the Company recorded amortization expense of $9,560.

The Company expects to recognize amortization expense of $7,001 for the remainder of the fiscal year ending December 31, 2026, amortization expense of $19,379 for the fiscal year ending December 31, 2027, amortization expense of $19,258 for the fiscal year ending December 31, 2028, and amortization expense of $2,819 for the fiscal year ending December 31, 2029.

NOTE 6 — Related Party Transactions

Founder Shares

On December 10, 2025, the Company issued 1,800,000 shares of common stock to Alexander Valencia Pena, the Company’s President, at a purchase price of $0.005 per share, for aggregate proceeds of $9,000.

Related Party Loans

In order to finance transaction costs associated with the Company's operations, on October 27, 2025, the President and Director, Alexander Valencia Pena, entered into an interest-free loan agreement with the company, committed to providing financing in an amount of up to $200,000, due on demand.

As of September 30, 2026, the Company’s President, Alexander Valencia Pena, has loaned to the Company $91,014, of which $90,785 was advanced to the Company for the Company's operating expenses for the nine months ended September 30, 2026. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 — Commitments and Contingencies

Contractual Commitments

On September 28, 2026, the Company entered into an agreement for API Modification Services for total consideration of $38,500. As of September 30, 2026, the Company had paid $16,100 under the agreement. The remaining balance of $22,400 is payable on or before December 31, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from October 27, 2025 (inception) to September 30, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 — Shareholders’ Equity

Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On December 10, 2025, we issued 1,800,000 shares of common stock to Alexander Valencia Pena, our President, Secretary, Treasurer and a Director, at a price of $0.005 per share, for an aggregate value of $9,000.

In July 2026 the Company issued 68,000 common shares to its shareholders for total proceeds of $1,700, representing approximately $0.025 per share.

In August 2026 the Company issued 97,800 common shares to its shareholders for total proceeds of $2,445, representing approximately $0.025 per share.

In September 2026 the Company issued 196,200 common shares to its shareholders for total proceeds of $4,905, representing approximately $0.025 per share.

There were 2,162,000 and 1,800,000 shares of common stock issued and outstanding as of September 30, 2026, and December 31, 2025, respectively.

Preferred Stock

No preferred stocks were issued or outstanding as of September 30, 2026.

Warrants

No warrants were issued or outstanding as of September 30, 2026.

Stock Options

No stock options were issued or outstanding as of September 30, 2026.

Accumulated Deficit

As of September 30, 2026, accumulated deficit was $31,399, compared to $14,478 as of December 31, 2025. The change in accumulated deficit during the nine months ended September 30, 2026, primarily resulted from the Company’s net loss for the period.

NOTE 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 9, 2026, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as described below.

After September 30, 2026, the Company issued 748,840 common shares to its shareholders for total proceeds of $18,721, representing approximately $0.025 per share.

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

Business Model and Monetization

The Company’s revenue streams include:

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

Offices

Our current principal address is Pl. de l'Ajuntament, 7, Ciutat Vella, 46002 Valencia, Spain, and we can be reached via phone at +14176618083.

RESULTS OF OPERATIONS

Three months ended September 30, 2026 (unaudited):

Revenue

For the three months ended September 30, 2026, the company generated revenue in the amount of $41,200 from subscription fees paid by clients. Subscription sales commenced in July 2026, and revenue for the period reflected the initial delivery of subscription services to a limited number of customers. During the three months ended September 30, 2025, the Company generated no revenue.

Operating Expenses

Our operating expenses were $29,853 and $0 for the three months ended September 30, 2026 and 2025, respectively. Operating expenses primarily consisted of professional fees, server lease, website development expenses and amortization expense. The increase in operating expenses was attributable to the absence of business operations during the comparable period in 2025, as the Company was incorporated in October 2025.

Net Loss

The net income was $11,347 and $0 for the three months ended September 30, 2026 and 2025, respectively.

Nine months ended September 30, 2026 (unaudited):

Revenue

For the nine months ended September 30, 2026, the company generated revenue in the amount of $41,200 from subscription fees paid by clients. Subscription sales commenced in July 2026, and revenue for the period reflected the initial delivery of subscription services to a limited number of customers. During the nine months ended September 30, 2025, the Company generated no revenue.

Operating Expenses

Our operating expenses were $58,121 and $0 for the nine months ended September 30, 2026 and 2025, respectively. Operating expenses primarily consisted of professional fees, software and website development expenses, server lease and amortization expense. The increase in operating expenses was attributable to the absence of business operations during the comparable period in 2025, as the Company was incorporated in October 2025.

Net Loss

The net loss was $16,921 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, the Company had cash of $13,109 and total liabilities of $91,014. The Company’s liabilities consisted of amounts due to the Company’s President of $91,014.

As of December 31, 2025, the Company had $235 in cash. Simultaneously, its short-term obligations significantly exceeded its current assets, resulting in a negative working capital of $27,419.

Net cash used in operating activities

Net cash used in operating activities was $50,886 for the nine months ended September 30, 2026. This was primarily attributable to a net loss of $16,921, adjusted for non-cash amortization expense of $9,560, an increase in project in progress of $16,100, and a decrease in accounts payable of $27,425. There was no net cash provided by (used in) operating activities for the nine months ended September 30, 2025.

Net cash used in investing activities

Net cash used in investing activities was $36,075 for the nine months ended September 30, 2026, which primarily consisted of capitalization of software and website development costs. There was no net cash provided by (used in) investing activities for the nine months ended September 30, 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $99,835 for the nine months ended September 30, 2026, which primarily consisted of net proceeds from issuance of common stock of $9,050, and net proceeds from related party loans of $90,785. There was no net cash provided by (used in) financing activities for the nine months ended September 30, 2025.

As of December 31, 2025, our independent auditor issued a going concern opinion, indicating substantial doubt about our ability to continue as a going concern for the next twelve months without additional capital. The Company generated revenue of $41,200 during the nine months ended September 30, 2026. However, there can be no assurance that this revenue level will be sustained or that revenue will increase. The Company continues to require capital to fund its operations, product development, marketing, and other business activities. Currently, our primary source of liquidity consists of funds provided by our CEO through a related-party loan. Also we are conducting a registered offering pursuant to our effective registration statement on Form S-1; however, the amount and timing of any additional proceeds from the offering remain uncertain. Accordingly, we must raise additional capital to implement our strategy and continue operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2026, and through the date of this report, there were no pending or threatened legal actions against the Company.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any securities that were not registered under the Securities Act.

Use of Proceeds from Registered Offering

The Company commenced its registered offering following the effectiveness of its registration statement on July 21, 2026. During the period from July 21, 2026 through September 30, 2026, the Company sold 362,000 shares of common stock at $0.025 per share for gross proceeds of $9,050.

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

BRAVALO CORPORATION

Date: November 10, 2026	By:	/s/	Alexander Valencia Pena
		Name:	Alexander Valencia Pena
		Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)